Form 10-K
period 2015-12-31
Navient Student Loan Trust 2015-2
filed 2016-03-30
CIK 1636459

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number of issuing entity: 333-190926-12

Central Index Key of issuing entity: 0001636459

NAVIENT STUDENT LOAN TRUST 2015-2

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-190926

Central Index Key of depositor: 0000949114

NAVIENT FUNDING, LLC

(Exact name of depositor as specified in its charter)

Central Index Key of sponsor: 0001601725

NAVIENT SOLUTIONS, INC.

(Exact name of sponsor as specified in its charter)

DELAWARE	04-3480392 04-3480392 54-1843973
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Nos.)

c/o Wells Fargo Delaware Trust Company, N.A.

919 North Market Street, Suite 1600

Wilmington, Delaware 19801

(Address of principal executive offices of issuing entity)

(703) 984-5858

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s class of common stock, as of the latest practicable date.

Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

This Annual Report on Form 10-K (the “Report”) is filed with respect to Navient Student Loan Trust 2015-2 (the “Issuing Entity”). Certain information requested by this Report is omitted pursuant to Regulation AB (17 CFR 229.1101) and SEC Releases 33-8518; 34-50905; December 24, 2004 (“Regulation AB”) and General Instruction J to Form 10-K.

PART I

Item 1. Business

Omitted.

Item 1A. Risk Factors

Omitted.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Omitted.

Item 3. Legal Proceedings

Omitted.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Omitted.

Item 6. Selected Financial Data

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Omitted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Omitted.

Item 8. Financial Statements and Supplementary Data

Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Omitted.

Item 9A. Controls and Procedures

Omitted.

Item 9B. Other Information

Nothing to report.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Omitted.

Item 11. Executive Compensation

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted.

Item 13. Certain Relationships, Related Transactions, and Director Independence

Omitted.

Item 14. Principal Accountant Fees and Services

Omitted.

The following information is substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligor Financial Information

No single obligor represents more than 10% of the pool assets held by the Issuing Entity.

Items 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives

No entity or group of affiliated entities provides external credit enhancement or other support with respect to payments on the notes issued by the Issuing Entity.

Items 1115(b) of Regulation AB. Credit Derivatives Instruments

No entity or group of affiliated entities provides derivative instruments with respect to payments on the notes issued by the Issuing Entity.

Item 1117 of Regulation AB. Legal Proceedings

Other than as stated in the following paragraph, no legal proceedings are pending against the Issuing Entity, Navient Solutions, Inc., as the Sponsor, the Servicer and the Administrator, Navient Funding, LLC, as the Depositor (the “Depositor”) and registrant under Registration Statement Number 333-190926 (the “Registrant”) or to the Registrant’s knowledge, Wells Fargo Bank, N.A., as the Indenture Trustee, that are or would be material to the holders of the notes issued by the Issuing Entity, nor does the Registrant know of any such proceeding contemplated by any governmental authorities.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 residential mortgage backed securities (“RMBS”) trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously. The trust identified on the cover of this Form 10-K is not a party to this litigation.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions

Pursuant to the Instruction to Item 1119 of Regulation AB, information required by Item 1119 has been omitted from this Report because substantially the same information related to affiliates of the Issuing Entity and certain relationships and related transactions is provided in the section titled “The Sponsor, Servicer and Administrator” of the base prospectus, previously filed with the SEC on April 13, 2015 pursuant to Securities Act Rule 424, file number 333-190926.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

Navient Solutions, Inc., as the Servicer, Navient Solutions, Inc., as the Administrator and Wells Fargo Bank, N.A., as the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Report. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party. There have been no material instances of noncompliance with the servicing criteria for the period of this Report.

Item 1123 of Regulation AB. Servicer Compliance Statement

A Servicer Compliance Statement for each of Navient Solutions, Inc., as Servicer, and Navient Solutions, Inc., as Administrator, is included as an exhibit to this Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15 (b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

4.1	Indenture dated as of April 23, 2015 among Navient Student Loan Trust 2015-2, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as eligible lender trustee, which is incorporated by reference from Exhibit 4.6 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 23, 2015, with a file number of 333-190926-12.

10.1	Indenture dated as of April 23, 2015 among Navient Student Loan Trust 2015-2, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as eligible lender trustee, which is incorporated by reference from Exhibit 4.6 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 23, 2015, with a file number of 333-190926-12.

10.2	Servicing Agreement dated as of April 23, 2015 among Navient Student Loan Trust 2015-2, Wells Fargo Bank, N.A., as indenture trustee, Wells Fargo Bank, N.A., as eligible lender trustee, and Navient Solutions, Inc., as servicer and as administrator, which is incorporated by reference from Exhibit 99.7 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 23, 2015, with a file number of 333-190926-12.

10.3	Administration Agreement dated as of April 23, 2015 among Navient Student Loan Trust 2015-2, Wells Fargo Bank, N.A., as indenture trustee, Wells Fargo Bank, N.A., as eligible lender trustee, Navient Funding, LLC, as depositor, and Navient Solutions, Inc., as servicer and as administrator, which is incorporated by reference from Exhibit 99.6 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 23, 2015, with a file number of 333-190926-12.

31.1	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, Inc., as Servicer and Administrator, as of and for the year ended December 31, 2015.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2015.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, Inc., as Servicer and Administrator, as of and for the year ended December 31, 2015.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2015.

35.1	Statement of Compliance of Navient Solutions, Inc., as Servicer and Administrator for the year ended December 31, 2015.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 30, 2016	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of Navient Student Loan Trust 2015-2

	By:	/s/ SOMSAK CHIVAVIBUL
		Name:	Somsak Chivavibul
		Title:	President and Chief Financial Officer (Senior Securitization Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to holders of the notes issued by the Issuing Entity during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials subsequent to the filing of the report.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Indenture dated as of April 23, 2015 among Navient Student Loan Trust 2015-2, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as eligible lender trustee, which is incorporated by reference from Exhibit 4.6 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 23, 2015, with a file number of 333-190926-12.

10.1	Indenture dated as of April 23, 2015 among Navient Student Loan Trust 2015-2, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as eligible lender trustee, which is incorporated by reference from Exhibit 4.6 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 23, 2015, with a file number of 333-190926-12.

10.2	Servicing Agreement dated as of April 23, 2015 among Navient Student Loan Trust 2015-2, Wells Fargo Bank, N.A., as indenture trustee, Wells Fargo Bank, N.A., as eligible lender trustee, and Navient Solutions, Inc., as servicer and as administrator, which is incorporated by reference from Exhibit 99.7 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 23, 2015, with a file number of 333-190926-12.

10.3	Administration Agreement dated as of April 23, 2015 among Navient Student Loan Trust 2015-2, Wells Fargo Bank, N.A., as indenture trustee, Wells Fargo Bank, N.A., as eligible lender trustee, Navient Funding, LLC, as depositor, and Navient Solutions, Inc., as servicer and as administrator, which is incorporated by reference from Exhibit 99.6 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 23, 2015, with a file number of 333-190926-12.

31.1	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, Inc., as Servicer and Administrator, as of and for the year ended December 31, 2015.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2015.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, Inc., as Servicer and Administrator, as of and for the year ended December 31, 2015.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2015.

35.1	Statement of Compliance of Navient Solutions, Inc., as Servicer and Administrator for the year ended December 31, 2015.