Form 10-K
period 2016-12-31
Navient Student Loan Trust 2015-2
filed 2017-03-24
CIK 1636459

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

NAVIENT SOLUTIONS, LLC
(Exact name of sponsor as specified in its charter)

DELAWARE	04-3480392 04-3480392 54-1843973
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Nos.)

c/o Wells Fargo Delaware Trust Company, N.A.
919 North Market Street, Suite 1600
Wilmington, Delaware 19801
 (Address of principal executive offices of issuing entity)

(703) 984-6890
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1.	Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

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

Item 1117 of Regulation AB. Legal Proceedings

Other than as stated in the following paragraphs, no legal proceedings are pending against the Issuing Entity, Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as the Sponsor, the Servicer and the Administrator, Navient Funding, LLC, as the Depositor (the “Depositor”) and registrant under Registration Statement Number 333-190926 (the “Registrant”) or to the Registrant’s knowledge, Wells Fargo Bank, N.A., as the Indenture Trustee, that are or would be material to the holders of the notes issued by the Issuing Entity, nor does the Registrant know of any such proceeding contemplated by any governmental authorities.

The following two paragraphs are disclosure received from Navient Solutions, LLC (formerly, Navient Solutions, Inc.), the servicer for this transaction.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington (collectively the “Attorneys General”) initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. These civil actions are related to the aforementioned CIDs and the NORA letter that were previously issued by the CFPB and the Attorneys General. In addition to these matters, a number of lawsuits have been or may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General. As the Company has previously stated, we believe the suit improperly seeks to impose penalties on Navient based on new servicing standards applied retroactively and applied only against one servicer and that the allegations are false. We intend to vigorously defend against the allegations. At this point in time, the Company is unable to anticipate the timing of a resolution or the ultimate impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. The Navient defendants intend to vigorously defend against the allegations in this lawsuit, and filed a Motion to Dismiss the Consolidated Amended Class Action Complaint in November 2016. Plaintiffs filed an Opposition in December 2016. At this stage in the proceedings, we are unable to anticipate the timing of resolution or the ultimate impact, if any, that the legal proceedings may have on the consolidated financial position, liquidity, results of operations or cash-flows of Navient and its affiliates. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

The following paragraph is disclosure received from Wells Fargo Bank, N.A. concerning their role as trustee of certain residential mortgage backed securities trusts.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged Events of Default, and (iii) abide by appropriate standards of care following alleged Events of Default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed Plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to Dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

The following information is substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions

Pursuant to the Instruction to Item 1119 of Regulation AB, information required by Item 1119 has been omitted from this Report because substantially the same information related to affiliates of the Issuing Entity and certain relationships and related transactions is provided in the section titled “The Sponsor, Servicer and Administrator” of the base prospectus, previously filed with the SEC on April 16, 2015 pursuant to Securities Act Rule 424, file number 333-190926.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

Navient Solutions, LLC, as the Servicer, Navient Solutions, LLC, as the Administrator and Wells Fargo Bank, N.A., as the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Report. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party. There have been no material instances of noncompliance with the servicing criteria for the period of this Report.

Item 1123 of Regulation AB. Servicer Compliance Statement

A Servicer Compliance Statement for each of Navient Solutions, LLC, as Servicer, and Navient Solutions, LLC, as Administrator, is included as an exhibit to this Report.

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

10.2
Servicing Agreement dated as of April 23, 2015 among Navient Student Loan Trust 2015-2, Wells Fargo Bank, N.A., as indenture trustee, Wells Fargo Bank, N.A., as eligible lender trustee, and Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as servicer and as administrator, which is incorporated by reference from Exhibit 99.7 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 23, 2015, with a file number of 333-190926-12.

10.3
Administration Agreement dated as of April 23, 2015 among Navient Student Loan Trust 2015-2, Wells Fargo Bank, N.A., as indenture trustee, Wells Fargo Bank, N.A., as eligible lender trustee, Navient Funding, LLC, as depositor, and Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as servicer and as administrator, which is incorporated by reference from Exhibit 99.6 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 23, 2015, with a file number of 333-190926-12.

31.1*	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification).

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2016.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2016.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2016.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2016.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2016.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 24, 2017	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of Navient Student Loan Trust 2015-2

	By:	/s/ SOMSAK CHIVAVIBUL
		Name:	Somsak Chivavibul
		Title:	President and Chief Financial Officer (Senior Securitization Officer)

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
https://www.sec.gov/Archives/edgar/data/949114/000092963815000462/ex4-6.htm

10.1
Indenture dated as of April 23, 2015 among Navient Student Loan Trust 2015-2, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as eligible lender trustee, which is incorporated by reference from Exhibit 4.6 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 23, 2015, with a file number of 333-190926-12.
https://www.sec.gov/Archives/edgar/data/949114/000092963815000462/ex4-6.htm

10.2
Servicing Agreement dated as of April 23, 2015 among Navient Student Loan Trust 2015-2, Wells Fargo Bank, N.A., as indenture trustee, Wells Fargo Bank, N.A., as eligible lender trustee, and Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as servicer and as administrator, which is incorporated by reference from Exhibit 99.7 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 23, 2015, with a file number of 333-190926-12.
https://www.sec.gov/Archives/edgar/data/949114/000092963815000462/ex99-7.htm

10.3
Administration Agreement dated as of April 23, 2015 among Navient Student Loan Trust 2015-2, Wells Fargo Bank, N.A., as indenture trustee, Wells Fargo Bank, N.A., as eligible lender trustee, Navient Funding, LLC, as depositor, and Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as servicer and as administrator, which is incorporated by reference from Exhibit 99.6 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 23, 2015, with a file number of 333-190926-12.
https://www.sec.gov/Archives/edgar/data/949114/000092963815000462/ex99-6.htm

31.1*	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification).

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2016.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2016.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2016.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2016.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2016.

* Filed herewith.