Form 10-K
period 2017-12-31
Navient Student Loan Trust 2015-2
filed 2018-03-30
CIK 1636459

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☑

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

The following four paragraphs are disclosure received from Navient Solutions, LLC (formerly, Navient Solutions, Inc.), the servicer for this transaction.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington (collectively the “Attorneys General”) initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. These civil actions are related to the aforementioned CIDs and the NORA letter that were previously issued by the CFPB and the Attorneys General. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or may be filed by additional governmental or nongovernmental parties, including other state attorneys general or private litigants, seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General.  One such lawsuit was filed on October 5, 2017 by the Attorney General of the Commonwealth of Pennsylvania, naming Navient Corporation and Navient Solutions, LLC as defendants alleging claims and seeking legal and equitable relief that are substantially similar to claims made and relief by the CFPB and other Attorneys General.  The Company filed its Motion to Dismiss on March 20, 2017 with respect to the Attorneys General actions and on March 24, 2017 with respect to the CFPB action.  In April 2017, the CFPB filed their response to our Motion to Dismiss and in May 2017, we filed our response.  A hearing on our Motion to Dismiss was held on June 27, 2017 and the Court denied our motion on August 4, 2017.  On May 24, 2017, the WA AG filed their response to our Motion to Dismiss and on July 5, 2017, we filed our response.  The Motion to Dismiss was denied on July 10, 2017, after a hearing.  On May 24, 2017, the IL AG filed their response to our Motion to Dismiss and on June 30, 2017, we filed our response. A hearing on our Motion to Dismiss was held on July 18, 2017 and as of March 29, 2018, the Court has not ruled on the motion.   In relation to the Pennsylvania Attorney General lawsuit, the Company filed its Motion to Dismiss on December 22, 2017.  The motion has not been heard by the court.  As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new servicing standards applied retroactively and applied only against one servicer and that the allegations are false. We intend to vigorously defend against the allegations included in these lawsuits and any subsequent lawsuits that may be filed by governmental or nongovernmental parties, including other state attorneys general or private litigants, seeking similar damages and remedies. At this point in time, the Company is unable to anticipate the timing of a resolution or the ultimate impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. The Court ruled on our Motion to Dismiss on September 6, 2017 and dismissed the complaint in its entirety without prejudice. The plaintiffs filed a further amended and restated complaint on November 17, 2017.  The Navient defendants intend to vigorously defend against the allegations.

During the fourth quarter of 2017, Navient Corporation and certain Navient officers were named in two putative class action lawsuits filed on behalf of certain investors in Navient stock entitled Pope v. Navient Corporation, et al and Gross v. Navient Corporation, et al.  These cases have been consolidated.  The Navient defendants intend to vigorously defend against these allegations.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2017.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2017.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2017.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2017.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2017.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 30, 2018	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of Navient Student Loan Trust 2015-2

	By:	/s/ CHRISTIAN LOWN
		Name:	Christian Lown
		Title:	President and Chief Financial Officer (Senior Securitization Officer)

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2017.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2017.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2017.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2017.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2017.

* Filed herewith.