Form 10-K
period 2018-12-31
Navient Student Loan Trust 2015-2
filed 2019-03-29
CIK 1636459

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

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

The following three paragraphs are disclosure received from Navient Solutions, LLC (formerly, Navient Solutions, Inc.) (“Navient Solutions”), the servicer for this transaction.

In January 2017, the CFPB and the Offices of the Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation (“Navient”) and several of its subsidiaries (including Navient Solutions) as defendants alleging violations of certain federal and state consumer protection statutes, including the Consumer Financial Protection Act of 2010 (“CFPA”), the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Additionally, the Attorneys General for the States of California and Mississippi recently initiated similar actions against Navient Corporation and certain subsidiaries alleging violations of various state and federal consumer protection laws. We refer to the Illinois, Washington, Pennsylvania, California and Mississippi Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As Navient Corporation has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. We therefore have denied these allegations and intend to vigorously defend against the allegations in each of these cases.

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings (including certain of the initial purchasers) were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. In September 2017, the Court granted the Navient defendants’ motion and dismissed the complaint in its entirety with leave to amend. The plaintiffs filed a second amended complaint with the court in November 2017 and the Navient defendants filed a motion to dismiss the second amended complaint in January 2018. In January 2019, the Court granted-in-part and denied-in-part the Navient defendants’ motion to dismiss. The Navient defendants deny the allegations and intend to vigorously defend against the allegations in this lawsuit. Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. These cases were consolidated by the Court in February 2018, the plaintiffs filed a consolidated amended complaint in April 2018 and Navient Corporation filed a motion to dismiss in June 2018. In March 2019, and before a ruling on Navient Corporation’s motion to dismiss the consolidated amended complaint, the plaintiffs filed a second amended complaint.  Navient Corporation intends to file a motion to dismiss the second amended complaint.  Navient has otherwise denied the allegations and intends to vigorously defend itself.

At this point in time, Navient is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on Navient’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on Navient, Navient Solutions and/or their affiliates or on the financial ability of the depositor, the servicer or a seller to fulfill an obligation to purchase or repurchase trust student loans in connection with a breach of representation, warranty or covenant. It is also possible that an adverse ruling or rulings on claims made by the CFPB and State Attorneys General in their complaints against Navient or its affiliates may have a material adverse effect on the trust student loans.

The following paragraph is disclosure received from Wells Fargo Bank, N.A. concerning their role as trustee of certain residential mortgage backed securities trusts.

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2018.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2018.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2018.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2018.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2018.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 29, 2019	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of Navient Student Loan Trust 2015-2

	By:	/s/ CHRISTIAN LOWN
		Name:	Christian Lown
		Title:	President and Chief Financial Officer (Senior Securitization Officer)

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2018.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2018.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2018.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2018.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2018.

* Filed herewith.