Form 10-K
period 2019-12-31
Navient Student Loan Trust 2015-2
filed 2020-03-30
CIK 1636459

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019 or

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

NAVIENT SOLUTIONS, LLC
(Exact name of sponsor as specified in its charter)

04-3480392
04-3480392
DELAWARE	54-1843973
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Nos.)

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

In January 2017, the CFPB and the Offices of the Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation (“Navient”) and several of its subsidiaries (including Navient Solutions) as defendants alleging violations of certain federal and state consumer protection statutes, including the Consumer Financial Protection Act of 2010 (“CFPA”), the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient and Navient Solutions, containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Additionally, in 2018 the Attorneys General for the States of California and Mississippi initiated similar actions against Navient and certain subsidiaries alleging violations of various state and federal consumer protection laws. We refer to the Illinois, Washington, Pennsylvania, California and Mississippi Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As Navient has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. We therefore have denied these allegations and intend to vigorously defend against the allegations in each of these cases.

During the first quarter of 2016, Navient, certain Navient officers and directors, and the underwriters of certain Navient securities offerings (including certain of the initial purchasers) were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. In September 2017, the Court granted the Navient defendants’ motion and dismissed the complaint in its entirety with leave to amend. The plaintiffs filed a second amended complaint with the court in November 2017 and the Navient defendants filed a motion to dismiss the second amended complaint in January 2018. In January 2019, the Court granted-in-part and denied-in-part the Navient defendants’ motion to dismiss. The Navient defendants deny the allegations and intend to vigorously defend against the allegations in this lawsuit. Discovery is on-going. Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). After the cases were consolidated by the Court in February 2018 under the caption (in re Navient Corporation Securities Litigation), the plaintiffs filed a consolidated amended complaint in April 2018 and Navient Corporation filed a motion to dismiss in June 2018. In December 2019, the Court denied Navient’s motion to dismiss and discovery is ongoing. Navient continues to deny the allegations and intends to vigorously defend itself.

At this point in time, Navient is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on Navient’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on Navient, Navient Solutions and/or their affiliates or on the financial ability of the depositor, the servicer or a seller to fulfill an obligation to purchase or repurchase trust student loans in connection with a breach of representation, warranty or covenant. It is also possible that an adverse ruling or rulings on claims made by the CFPB and State Attorneys General in their complaints against Navient or its affiliates may have a material adverse effect on the trust student loans. In either case, the payments on your notes may be adversely affected.

The following paragraph is disclosure received from Wells Fargo Bank, N.A. concerning their role as trustee of certain residential mortgage backed securities trusts.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

31.1*	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2019.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2019.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2019.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2019.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2019.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 30, 2020	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of Navient Student Loan Trust 2015-2

	By:	/s/ CHRISTIAN LOWN
		Name:	Christian Lown
		Title:	President and Chief Financial Officer (Senior Securitization Officer)

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

31.1*	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2019.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2019.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2019.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2019.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2019.

* Filed herewith.