Form 10-K
period 2021-12-31
Navient Student Loan Trust 2015-2
filed 2022-03-31
CIK 1636459

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021 or

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

c/o Computershare Trust Company, N.A., as agent for
Wells Fargo Delaware Trust Company, N.A.
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

Item 1117 of Regulation AB. Legal Proceedings

Other than as stated in the following paragraphs, no legal proceedings are pending against the Issuing Entity, Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as the Sponsor, the Servicer and the Administrator, Navient Funding, LLC, as the Depositor (the “Depositor”) and registrant under Registration Statement Number 333-190926 (the “Registrant”) or to the Registrant’s knowledge, Wells Fargo Bank, N.A., as the Indenture Trustee, or Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., that are or would be material to the holders of the notes issued by the Issuing Entity, nor does the Registrant know of any such proceeding contemplated by any governmental authorities.

The following five paragraphs are disclosure received from Navient Solutions, LLC (formerly, Navient Solutions, Inc.) (“Navient Solutions”), the servicer for this transaction.

During the first quarter of 2016, Navient Corporation (“Navient”), certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. Additionally, two class actions were filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The cases were consolidated by the Court in February 2018 under the caption In Re Navient Corporation Securities Litigation and the plaintiffs filed a consolidated amended complaint in April 2018. In the third quarter of 2021, Navient reached tentative agreements to settle both cases. The settlements, in which Navient and the other defendants expressly deny any admission or concession of wrongdoing or fault, are subject to Court approval after notice and hearing. The settlement in Lord Abbett has received final approval. A hearing on final approval of the settlement in the In Re Navient Corporation Securities Litigation is pending, and Navient can give no assurance whether the settlement will receive the required approval. The settlements are covered by insurance.

Navient has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act, the Consumer Financial Protection Act of 2010 (the “CFPA”), the Fair Credit Reporting Act (the “FCRA”), the Fair Debt Collection Practices Act (the “FDCPA”), in adversarial proceedings under the U.S. Bankruptcy Code, and various state consumer protection laws.

In January 2017, the Consumer Financial Protection Bureau (the “CFPB”) and the Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient and several of its subsidiaries (including Navient Solutions) as defendants alleging violations of certain federal and state consumer protection statutes, including the CFPA, the FCRA, the FDCPA and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient and Navient Solutions, containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The Attorneys General for the States of California, Mississippi and, in October 2020, New Jersey have also initiated actions against Navient and certain subsidiaries alleging violations of various state and federal consumer protection laws based on similar alleged acts or failures to act. We refer to the Washington, Illinois, Pennsylvania, California, Mississippi and New Jersey Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. In January 2022, Navient entered into a series of Consent Judgment and Orders (the “Agreements”) with 40 state attorneys general to resolve all matters in dispute related to the State Attorneys General cases as well as the related investigations, subpoenas, civil investigative demands and inquiries from various other state regulators. These Agreements do not resolve the litigation involving Navient and the CFPB. Navient will cancel loan balances of approximately 66,000 borrowers with qualifying private education loans that were originated largely between 2002 and 2010 and later defaulted and charged off.  The loans to be cancelled have aggregate outstanding balances of approximately $1.7 billion. The expense to Navient to cancel these loans is approximately $50 million which represents the amount of expected future recoveries of these charged-off loans on the balance sheet. In addition, Navient agreed to make a one-time payment of approximately $145 million to the states.

Navient believes the allegations in the CFPB suit are false and that they improperly seek to impose penalties on Navient based on new, previously unannounced servicing standards applied retroactively against only one servicer. Navient therefore has denied these allegations and are vigorously defending against the allegations in that case.

At this point in time, Navient is unable to anticipate the timing of a resolution or the impact that an adverse ruling in the CFPB case or any additional legal proceedings discussed above may have on Navient’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on Navient, Navient Solutions and/or their affiliates or on the financial ability of the depositor, the servicer or a seller to fulfill an obligation to purchase or repurchase trust student loans in connection with a breach of representation, warranty or covenant. It is also possible that an adverse ruling or rulings on claims made by the CFPB against Navient or its affiliates or claims made in the additional legal proceedings may have a material adverse effect on the trust student loans. In either case, the payments on your notes may be adversely affected.

The following three paragraphs are disclosure received from Computershare Trust Company, N.A. (“CTC”), as agent for Wells Fargo Bank, N.A. (“Wells Fargo Bank”) concerning Wells Fargo Bank’s  role as trustee of certain residential mortgage backed securities (“RMBS”) trusts.

Currently, there are no legal proceedings pending before any court or governmental authority against CTC that would have a material adverse effect on the ability of CTC as agent to perform the obligations of Wells Fargo Bank as eligible lender trustee, indenture trustee, owner trustee under the administrative agreement, eligible trust agreement, indenture, interim trust agreement, purchase and sale agreement, servicing agreement and trust agreement.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (“NCUA”) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of RMBS trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

Nothing to report.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

Navient Solutions, LLC, as the Servicer, Navient Solutions, LLC, as the Administrator, Wells Fargo Bank, N.A., as the Indenture Trustee, and Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A. (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Report. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party. There have been no material instances of noncompliance with the servicing criteria for the period of this Report.

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2021.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2021.

33.3*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the period from November 1, 2021 to December 31, 2021.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2021.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2021.

34.3*
Independent Accountants’ Attestation Report concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the period from November 1, 2021 to December 31, 2021.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2021.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 31, 2022	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of Navient Student Loan Trust 2015-2

	By:	/s/ JOE FISHER
		Name:	Joe Fisher
		Title:	President and Chief Financial Officer (Senior Securitization Officer)

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2021.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2021.

33.3*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the period from November 1, 2021 to December 31, 2021.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2021.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2021.

34.3*
Independent Accountants’ Attestation Report concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the period from November 1, 2021 to December 31, 2021.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2021.

* Filed herewith.