Form 10-K
period 2022-12-31
Navient Student Loan Trust 2015-2
filed 2023-03-31
CIK 1636459

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022 or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

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

Item 1117 of Regulation AB. Legal Proceedings

Other than as stated in the following paragraphs, no legal proceedings are pending against the Issuing Entity, Navient Solutions, LLC (formerly, Navient Solutions, Inc.) (“Navient Solutions”), as the Sponsor, the Servicer and the Administrator, Navient Funding, LLC, as the Depositor (the “Depositor”) and registrant under Registration Statement Number 333-190926 (the “Registrant”) or to the Registrant’s knowledge, Wells Fargo Bank, N.A., as the Indenture Trustee, or Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., that are or would be material to the holders of the notes issued by the Issuing Entity, nor does the Registrant know of any such proceeding contemplated by any governmental authorities.

The following three paragraphs are disclosure received from Navient Solutions, LLC, the servicer for this transaction.

Navient Corporation (“Navient”) has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act, the Consumer Financial Protection Act of 2010 (the “CFPA”), the Fair Credit Reporting Act (the “FCRA”), the Fair Debt Collection Practices Act (the “FDCPA”), in adversarial proceedings under the United States Bankruptcy Code, and various state consumer protection laws. At this point in time, Navient is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on its consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on Navient, Navient Solutions and/or their affiliates or on the financial ability of the depositor, the servicer or a seller to fulfill an obligation to purchase or repurchase trust student loans in connection with a breach of representation, warranty or covenant.

In January 2017, the Consumer Financial Protection Bureau (the “CFPB”) and the Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient and several of its subsidiaries (including Navient Solutions) as defendants alleging violations of certain federal and state consumer protection statutes, including the CFPA, the FCRA, the FDCPA and various state consumer protection laws. The Attorneys General for the States of Pennsylvania, California, Mississippi, and New Jersey also initiated actions against Navient and certain subsidiaries alleging violations of various state and federal consumer protection laws based on similar alleged acts or failures to act. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. In January 2022, Navient entered into a series of Consent Judgment and Orders (the “Agreements”) with 40 State Attorneys General to resolve all matters in dispute related to the State Attorneys General cases as well as the related investigations, subpoenas, civil investigative demands and inquiries from various other state regulators. These Agreements do not resolve the litigation involving Navient and the CFPB.

Navient believes the allegations in the CFPB suit are false and that they improperly seek to impose penalties on Navient based on new, previously unannounced servicing standards applied retroactively against only one servicer. Navient therefore has denied these allegations and are vigorously defending against the allegations in that case. At this point in time, it is reasonably possible that a loss contingency exists; however, Navient is unable to anticipate the timing of a resolution or the impact that an adverse ruling in the CFPB case may have on Navient’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with this matter and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on Navient, Navient Solutions and/or their affiliates or on the financial ability of the depositor, the servicer or a seller to fulfill an obligation to purchase or repurchase trust student loans in connection with a breach of representation, warranty or covenant. It is possible that an adverse ruling or rulings may have a material adverse impact on the trust student loans.  In either case, the payments on your notes may be adversely affected.

The following three paragraphs are disclosure received from Computershare Trust Company, N.A. (“CTC”), as agent for Wells Fargo Bank, N.A. (“Wells Fargo Bank”) concerning Wells Fargo Bank’s  role as trustee of certain residential mortgage backed securities (“RMBS”) trusts.

In December 2014, Phoenix Light SF Limited and certain related entities (collectively, “Phoenix Light”) filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities (“RMBS”) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. On July 12, 2022, the district court dismissed Phoenix Light’s claims and entered judgment in favor of Wells Fargo Bank, N.A. The district court also dismissed certain of the claims asserted by Commerzbank AG. Wells Fargo & Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints that were consolidated in New York state court alleging Wells Fargo Bank, as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

In August 2014 and August 2015, Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. In March 2022, Wells Fargo Bank entered into an agreement to settle the six actions filed by Nomura, and the actions have been voluntarily dismissed. In the remaining action filed by Natixis, Wells Fargo Bank has asserted counterclaims alleging that Natixis failed to provide Wells Fargo Bank notice of its representation and warranty breaches.

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2022.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2022.

33.3*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2022.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2022.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2022.

34.3*	Independent Accountants’ Attestation Report concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2022.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2022.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 31, 2023	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of Navient Student Loan Trust 2015-2

	By:	/s/ JOE FISHER
		Name:	Joe Fisher
		Title:	President and Chief Financial Officer (Senior Securitization Officer)

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2022.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2022.

33.3*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2022.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2022.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2022.

34.3*	Independent Accountants’ Attestation Report concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2022.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2022.

* Filed herewith.