Form 10-K
period 2023-12-31
Navient Student Loan Trust 2015-2
filed 2024-03-28
CIK 1636459

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023 or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1.	Business

Item 1A.	Risk Factors

Item 1C.	Cybersecurity

Item 2.	Properties

Item 3.	Legal Proceedings

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 4.	Mine Safety Disclosures.

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

The following four paragraphs are disclosure received from Navient Solutions, the servicer for this transaction.

Navient Corporation (“Navient”) has been named as defendant in a number of putative class action and other cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act, the Consumer Financial Protection Act of 2010 (CFPA), the Fair Credit Reporting Act (FCRA), the Fair Debt Collection Practices Act (FDCPA), in adversarial proceedings under the United States Bankruptcy Code, and various state consumer protection laws. At this point in time, Navient is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on its consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and loss contingency accruals have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on Navient, Navient Solutions and/or their affiliates or on the financial ability of the depositor, the servicer or a seller to fulfill an obligation to purchase or repurchase trust student loans in connection with a breach of representation, warranty or covenant.

In January 2017, the Consumer Financial Protection Bureau (the CFPB) and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient and several of its subsidiaries (including Navient Solutions) as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, FCRA, FDCPA and various state consumer protection laws. The Attorneys General for the States of Pennsylvania, California, Mississippi, and New Jersey also initiated actions against Navient and certain subsidiaries alleging violations of various state and federal consumer protection laws based upon similar alleged acts or failures to act. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. In January 2022, Navient entered into a series of Consent Judgment and Orders (the “Agreements”) with 40 State Attorneys General to resolve all matters in dispute related to the State Attorneys General cases as well as the related investigations, subpoenas, civil investigative demands and inquiries from various other state regulators. These Agreements do not resolve the litigation involving Navient and the CFPB. Navient has cancelled the loan balance of approximately 66,000 borrowers with qualifying Private Education Loans that were originated largely between 2002 and 2010 and later defaulted and charged off. The loans cancelled have aggregate outstanding balances of approximately $1.7 billion. The expense to Navient to cancel these loans was approximately $50 million which represents the amount of expected future recoveries of these charged-off loans on the balance sheet. In addition, Navient agreed to make a one-time payment of approximately $145 million to the states. In the fourth quarter of 2021 when such loss became probable, Navient recognized total regulatory expenses of approximately $205 million related to this matter.

As Navient has previously stated, Navient believes the allegations in the CFPB suit are false and that they improperly seek to impose penalties on Navient based on new, previously unannounced servicing standards applied retroactively against only one servicer. Navient therefore has denied these allegations and is vigorously defending against the allegations in that case. Due to recent developments in connection with the CFPB case, Navient increased its accrual for probable incurred loss in this matter to $72.5 million in the fourth quarter of 2023.  The litigation process is not predictable and can lead to unexpected results and therefore it is reasonably possible that Navient’s exposure to loss may exceed any amounts accrued.

On April 12, 2023, Navient reached an agreement in principle (“Settlement”) with certain plaintiffs for a nationwide settlement of claims raised in the following bankruptcy adversary actions: Coyle v. Navient Solutions, LLC, No. 22-80018 (Bankr. W.D. Mich.); Homaidan v. SLM Corp., No. 1:17-ap-01085 (Bankr. E.D.N.Y.); Mazloom v. Navient Solutions, LLC, No. 20-80033-6 (Bankr. N.D.N.Y.); and Woodard v. Navient Solutions, LLC, No. 08-81442 (Bankr. D. Neb.) collectively referred to as the “Bankruptcy Cases.” The Settlement has received final court approval. Under the Settlement, Navient will forego the collection of defined balances for borrowers or co-borrowers of certain private loans — all of which were originated prior to Navient’s separation — who have received a discharge in bankruptcy during the periods covered by the agreements. As a result, Navient recorded a $23 million additional private loan provision for loan losses in the first quarter of 2023 related to the estimated future charge offs that are expected to occur. Navient has also agreed to fund settlement funds. Navient anticipates that any cash contribution it will be required to make to these funds will not exceed $44 million in the aggregate and will be fully covered by insurance. The net impact to operating expense for this element of the settlement for the first quarter of 2023 was $0 due to the accrual of the offsetting insurance reimbursements.

The following paragraphs are disclosure received from Computershare Trust Company, N.A. (“CTC”), as agent for Wells Fargo Bank, N.A. (“Wells Fargo Bank”) concerning Wells Fargo Bank’s role as trustee of certain residential mortgage backed securities (“RMBS”) trusts.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2023.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2023.

33.3*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2023.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2023.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2023.

34.3*	Independent Accountants’ Attestation Report concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2023.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2023.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 28, 2024	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of Navient Student Loan Trust 2015-2

	By:	/s/ JOE FISHER
		Name:	Joe Fisher
		Title:	President and Chief Financial Officer (Senior Securitization Officer)

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2023.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2023.

33.3*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2023.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2023.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2023.

34.3*	Independent Accountants’ Attestation Report concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2023.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2023.

* Filed herewith.