Form 10-K
period 2024-12-31
Navient Student Loan Trust 2015-2
filed 2025-03-31
CIK 1636459

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to___________

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

The following three paragraphs are disclosure received from Navient Solutions, the servicer for this transaction.

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

Due to developments in the second half of 2023 and the first half of 2024 in connection with Navient’s CFPB matter, Navient concluded a loss was probable and reasonably estimable.  As of June 30, 2024, the contingency loss liability was $105 million (of which $3 million related to expected legal costs).  Navient reached an agreement to settle the CFPB lawsuit in September 2024.  While Navient does not agree with the CFPB’s allegations, this resolution is consistent with Navient’s go-forward activities and is an important positive milestone in Navient’s transformation.  As part of the settlement, pursuant to which Navient did not admit to any wrongdoing, Navient agreed to pay $120 million, which includes a $100 million payment that will be used by the CFPB to make payments to certain borrowers as determined by the CFPB, in addition to a $20 million penalty.  In light of the contingency loss liability established in the amount of $105 million as of June 30, 2024, there was an additional $18 million of contingency expense recorded in third-quarter 2024.  The $120 million was paid prior to September 30, 2024.  The settlement prohibits Navient from servicing federal student loans (other than in the role as master servicer of Navient’s FFELP Loan portfolio), and further prohibits Navient from purchasing any FFELP Loans in the future.  These restrictions are not expected to have a material impact on Navient’s business as Navient had already exited its Direct loan servicing contract with the Department of Education in 2021, and entered into an agreement with MOHELA to service Navient’s FFELP Loan portfolio in May 2024.  It is not anticipated that the other requirements of the settlement will impact Navient’s go-forward business plans or operations.

The following paragraphs are disclosure received from Computershare Trust Company, N.A. (“CTC”), as agent for Wells Fargo Bank, N.A. (“Wells Fargo Bank”) concerning Wells Fargo Bank’s role as trustee of certain residential mortgage backed securities (“RMBS”) trusts.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

Navient Solutions, LLC, as the Servicer, Higher Education Loan Authority of the State of Missouri, as the Subservicer, Navient Solutions, LLC, as the Administrator, Wells Fargo Bank, N.A., as the Indenture Trustee, and Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A. (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Report. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party. There have been no material instances of noncompliance with the servicing criteria for the period of this Report.

Item 1123 of Regulation AB. Servicer Compliance Statement

A Servicer Compliance Statement for each of Navient Solutions, LLC, as Servicer, and Navient Solutions, LLC, as Administrator, and Higher Education Loan Authority of the State of Missouri, as Subservicer, is included as an exhibit to this Report.

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2024.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2024.

33.3*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2024.

33.4*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Higher Education Loan Authority of the State of Missouri, as Subservicer, as of and for the period from July 1, 2024 to December 31, 2024.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2024.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2024.

34.3*	Independent Accountants’ Attestation Report concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2024.

34.4*
Independent Accountants’ Attestation Report concerning servicing activities of Higher Education Loan Authority of the State of Missouri, as Subservicer, as of and for the period from July 1, 2024 to December 31, 2024.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, for the year ended December 31, 2024.

35.2*	Statement of Compliance of Higher Education Loan Authority of the State of Missouri, as Subservicer, as of and for the period from July 1, 2024 to December 31, 2024.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 31, 2025	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of Navient Student Loan Trust 2015-2

	By:	/s/ JOE FISHER
		Name:	Joe Fisher
		Title:	President and Chief Financial Officer (Senior Securitization Officer)

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2024.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2024.

33.3*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2024.

33.4*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Higher Education Loan Authority of the State of Missouri, as Subservicer, as of and for the period from July 1, 2024 to December 31, 2024.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2024.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2024.

34.3*	Independent Accountants’ Attestation Report concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2024.

34.4*
Independent Accountants’ Attestation Report concerning servicing activities of Higher Education Loan Authority of the State of Missouri, as Subservicer, as of and for the period from July 1, 2024 to December 31, 2024.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, for the year ended December 31, 2024.

35.2*	Statement of Compliance of Higher Education Loan Authority of the State of Missouri, as Subservicer, for the period from July 1, 2024 to December 31, 2024.

* Filed herewith.