Form 10-K
period 2025-12-31
Navient Student Loan Trust 2015-2
filed 2026-03-27
CIK 1636459

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025 or

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

(571) 592-8608
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

Item 1117 of Regulation AB. Legal Proceedings

Other than as stated in the following paragraphs, no legal proceedings are pending against the Issuing Entity, Navient Solutions, LLC (formerly, Navient Solutions, Inc.) (“Navient Solutions”), as the Sponsor, the Servicer and the Administrator, Navient Funding, LLC, as the Depositor (the “Depositor”) and registrant under Registration Statement Number 333-190926 (the “Registrant”) or to the Registrant’s knowledge, Deutsche Bank National Trust Company, as the Indenture Trustee that are or would be material to the holders of the notes issued by the Issuing Entity, nor does the Registrant know of any such proceeding contemplated by any governmental authorities.

The following paragraph is disclosure received from Navient Solutions, the servicer for this transaction.

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

The following two paragraphs are disclosure received from Computershare Trust Company, N.A. (“CTC”), as agent for Wells Fargo Bank, N.A. (“Wells Fargo Bank”) concerning Wells Fargo Bank’s role as trustee of certain residential mortgage backed securities (“RMBS”) trusts.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

Navient Solutions, LLC, as the Servicer, Higher Education Loan Authority of the State of Missouri, as the Subservicer, Navient Solutions, LLC, as the Administrator, Wells Fargo Bank, N.A., as the Indenture Trustee, and Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A. (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties has provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Report. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party. There have been no material instances of noncompliance with the servicing criteria for the period of this Report.

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2025.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2025.

33.3*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2025.

33.4*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Higher Education Loan Authority of the State of Missouri, as Subservicer, as of and for the year ended December 31, 2025.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2025.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2025.

34.3*	Independent Accountants’ Attestation Report concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2025.

34.4*	Independent Accountants’ Attestation Report concerning servicing activities of Higher Education Loan Authority of the State of Missouri, as Subservicer, as of and for the year ended December 31, 2025.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, for the year ended December 31, 2025.

35.2*	Statement of Compliance of Higher Education Loan Authority of the State of Missouri, as Subservicer, for the year ended December 31, 2025.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 27, 2026	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of Navient Student Loan Trust 2015-2

	By:	/s/ STEVE HAUBER
		Name:	Steve Hauber
		Title:	President and Chief Financial Officer (Senior Securitization Officer)

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2025.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2025.

33.3*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2025.

33.4*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Higher Education Loan Authority of the State of Missouri, as Subservicer, as of and for the year ended December 31, 2025.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2025.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, N.A., as Indenture Trustee, as of and for the year ended December 31, 2025.

34.3*	Independent Accountants’ Attestation Report concerning servicing activities of Computershare Trust Company, N.A., as agent for Wells Fargo Bank, N.A., as of and for the year ended December 31, 2025.

34.4*	Independent Accountants’ Attestation Report concerning servicing activities of Higher Education Loan Authority of the State of Missouri, as Subservicer, as of and for the year ended December 31, 2025.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, for the year ended December 31, 2025.

35.2*	Statement of Compliance of Higher Education Loan Authority of the State of Missouri, as Subservicer, for the year ended December 31, 2025.

* Filed herewith.